Form 10-K
period 2004-12-31
AMERICAN HOME MORTGAGE INVESTMENT TRUST 2004-3
filed 2005-03-30
CIK 1304963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  Annual Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2004

                       Commission file numbers:  333-116432-02

                                 Lehman ABS Corp.

                        State of Incorporation:  Delaware
               I.R.S. Employer Identification Number:  13-3447441

                          745 Seventh Avenue, 7th Floor
                               New York, NY  10019
                                (212) 526 - 7000

                   American Home Mortgage Investment Trust
                               Series 2004-3

              Title of each class of securities covered by this Form:
             IA, IIA, IIIA, IVA, VA, VI-A1, VI-A2, VI-A3, VI-A4, VI-A5,
                        M-H1, M-H2, M-H3, M-F1, M-F2, M-F3

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes _X_    No ___


                                     PART I

Item 1.  Business:

     Not applicable.

Item 2.  Properties:

     Not applicable.

Item 3.  Legal Proceedings:

     The registrant knows of no material pending legal proceedings involving the trust created under the Trust Agreement (the Trust), the Trustee, the Master Servicer or the registrant with respect to the Trust.

Item 4.  Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to a Vote of the Security Holders.


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)  There is no established public trading market for the certificates.

(b) Records provided by the Trustee indicate that there are approximately 66 holders of record of each class of certificates as of the end of the reporting year.

(c)  Not applicable.

Item 6.  Selected Financial Data.

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

Item 8.  Financial Statements and Supplementary Data.

     Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Not applicable.

Item 9B. Other Information.

     Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Not applicable.

Item 11. Executive Compensation.

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Not applicable.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Item 14. Principal Accounting Fees and Services.

     Not applicable.


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  Exhibits

    (99.1) Report of Independent Registered Public Accounting Firm,
           American Home Mortgage Servicing Inc. Management Assertion and Appendix I

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2004.

    (99.3) Annual Statement as to Compliance under the Servicing
           Agreements for the year ended December 31, 2004.

    (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders



(b)  Not applicable.

(c)  Not applicable.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 2005
       --------------

     Filed on behalf of Lehman ABS Corp.,
     by American Home Mortgage Servicing, Inc.
     as Master Servicer for American Home Mortgage Investment Trust, Mortgage-Backed Notes, Series 2004-3


     By:       /s/   Michael Strauss
               ------------------------------
     Name:     Michael Strauss
     Title:    Chief Executive Officer
     Company:  American Home Mortgage Servicing, Inc.




Certification

I, Michael Strauss, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of American Home Mortgage Investment Trust 2004-3.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
Citibank, N.A., as Indenture Trustee.

Date: March 29, 2005


By: _/s/ Michael Strauss______________________
Name:   Michael Strauss
Company:  American Home Mortgage Servicing, Inc.
Title:  Chief Executive Officer